Form 10-Q
period 2015-06-30
OGL Holdings Ltd.
filed 2015-08-06
CIK 1634421

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55387

                           OGL HOLDINGS LTD.
        (Exact name of registrant as specified in its charter)

                        RED GROTTO ACQUISITION CORPORATION
        (Former name of registrant as specified in its charter)

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


     Class                                 Outstanding at
                                           August 5, 2015

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

______________________________________________________________________

                         OGL HOLDINGS LTD.
                    UNAUDITED CONDENSED BALANCE SHEET


                                                  June 30, 2015
                                                   ------------

 ASSETS
      Total assets                                $         -
                                                  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Total liabilities                                     -
                                                  ------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of June 30, 2015              -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of June 30, 2015                 2,000

    Discount on Common Stock                           (2,000)

    Additional paid-in capital                            712

    Accumulated deficit                                  (712)
                                                  ------------
      Total stockholders' deficit                           -
                                                  ------------
      Total liabilities and stockholders'
         deficit                                  $         -
                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                         OGL HOLDINGS LTD.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                For the period from
                                                  For the three    January 12, 2015
                                                   months ended      (Inception) to
                                                  June 30, 2015       June 30, 2015
                                               -----------------  -----------------
    Revenue                                   $            -     $            -

    Cost of revenue                                        -                  -
                                               -----------------  -----------------
    Gross profit                                           -                  -

    Operating expenses                                     -                712
                                               -----------------  -----------------
    Operating loss                                         -               (712)


    Loss before income taxes                               -               (712)
                                              ================== ==================
    Income tax expense                                     -                  -

    Net loss                                  $            -     $         (712)
                                              ================== ==================

    Loss per share - basic and diluted        $        (0.00)    $        (0.00)
                                               ================== ==================

    Weighted average shares-basic and diluted       20,000,000         18,816,568
                                               ------------------ ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                         OGL HOLDINGS LTD.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                  For the period from
                                                     January 12, 2015
                                                      (Inception) to
                                                        June 30, 2015
                                                       --------------

 OPERATING ACTIVITIES

   Net loss                                            $       (712)
                                                       -------------
   Non-cash adjustments to reconcile net loss to
     net cash:
     Expenses paid for by stockholder and
        contributed as capital                                  712
                                                       -------------
            Net cash used in operating activities                 -
                                                       -------------

   Net increase in cash                                           -

   Cash, beginning of period                                      -
                                                       -------------
   Cash, end of period                                 $          -
                                                       =============


   Interest paid                                                  -
                                                       -------------

   Income tax paid                                                -
                                                       -------------


The accompanying notes are an integral part of these unaudited condensed financial statements.

--------------------------------------------------------------------
                         OGL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

OGL Holdings Ltd. ("OGL Holdings" or "the Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with OGL Holdings. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2015. The results for the three months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015.

______________________________________________________________________

                         OGL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $712 from inception (January 12, 2015) to June 30, 2015. The Company had no working capital and an accumulated deficit of $712 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                         OGL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 21, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-09 Financial Services Insurance (Topic 944): Disclosures about Short-Duration Contracts. The objectives of the amendments in this Update are to increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability through consistently disclosed information, and provide financial statements users with information to facilitate analysis of the amount, timing, and uncertainty of cash flows arising from contracts issued by insurance entities and the development of loss reserve estimates. For public business entities, effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 12, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-08 Business Combinations (Topic
805): Pushdown Accounting: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The amendments are effective upon issuance (May 12, 2015). Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On May 1, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-07 Fair Value Measurement
(Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. To address the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized, the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. This Accounting Standards Update is the final version of Proposed Accounting Standards
Update EITF-14B Fair Value Measurement Disclosures for Investments in
Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820), which has been deleted. Effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted.
Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 30, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or "drops down") net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-05 Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of the amendments in this Update is to address the concerns of stakeholders that the lack of guidance about a customer's accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in this Update will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-230 Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40), which has been deleted. Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-04 Compensation Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. The amendments in this Update would provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-260 Compensation Retirement Benefits (Topic 715), which has been deleted. Effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-03 Interest Imputation of
Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250 Interest Imputation of
Interest (Subtopic 835-30), which has been deleted. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

On February 18, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-02 Consolidation
(Topic 810): Amendments to the Consolidation Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011- 220 Consolidation (Topic 810), which has been deleted. Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.
A reporting entity also may apply the amendments retrospectively.
Management is in the process of assessing the impact of this ASU on the Company's financial statements.

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-01 Income
Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220
Income Statement Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

	In expectation of a possible change in control, on July 14, 2015, subsequent to the period covered by this report, the Company changed its name to OGL Holdings Ltd. The Company is in discussion for such possible change in control, but no agreements have been executed. If and when a change in control is effected, the Company will file a Form 8-K.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      OGL Holdings Ltd. was incorporated on January 12, 2015 as Red Grotto Acquisition Corporation under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. OGL Holdings Ltd. ("OGL Holdings" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

	SUBSEQUENT EVENT: On July 14, 2015, subsequent to the period covered by this report, in expectation of a possible change in control, the Company changed its name to OGL Holdings Ltd. The Company is in discussion for such possible change in control, but no agreements have been executed. If and when a change in control is effected, the Company will file a Form 8-K.

    Since inception OGL Holdings's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   OGL Holdings has no operations nor does it currently engage in any business activities generating revenues. OGL Holdings' principal business objective is to achieve a business combination with a target company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     No assurances can be given that OGL Holdings will be successful in locating or negotiating with any target company.

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

     As of June 30, 2015 OGL Holdings had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015 OGL Holdings had sustained net loss of $712, and had an accumulated deficit of $712.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of OGL Holdings as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with OGL Holdings.

     Management will pay all expenses incurred by OGL Holdings until a change in control is effected. There is no expectation of repayment for such expenses.

     The president of OGL Holdings is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.


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

ITEM 1.  LEGAL PROCEEDINGS

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

                            OGL HOLDINGS LTD.


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   August 5, 2015