Form 10-Q
period 2015-09-30
OGL Holdings Ltd.
filed 2015-11-20
CIK 1634421

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

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

                      Shan Shui Commercial Building
                24 Floor, Xuyi County, Jiangsu Province
                       Huai River Town 57, China
          (Address of principal executive offices)  (zip code)

                              0517-88655757
          (Registrant's telephone number, including area code)


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


     Class                                 Outstanding at
                                           November 1, 2015

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

______________________________________________________________________

                         OGL HOLDINGS LTD.
                    UNAUDITED CONDENSED BALANCE SHEET


                                                  Sept. 30, 2015
                                                   ------------

 ASSETS
      Total assets                                $         -
                                                  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Total liabilities                                     -
                                                  ------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of Sept 30, 2015              -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of Sept 30, 2015                 2,000

    Discount on Common Stock                           (2,000)

    Additional paid-in capital                          1,166

    Accumulated deficit                                (1,166)
                                                  ------------
      Total stockholders' deficit                           -
                                                  ------------
      Total liabilities and stockholders'
         deficit                                  $         -
                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                         OGL HOLDINGS LTD.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                       For the period from
                                      For the three    January 12, 2015
                                     months ended      (Inception) to
                                    Sept 30, 2015       Sept 30, 2015
                                    --------------     -----------------
    Revenue                         $          -       $            -

    Cost of revenue                            -                    -
                                    --------------     -----------------
    Gross profit                               -                    -

    Operating expenses                        454                1,166
                                    --------------     -----------------
    Operating loss                            454                1,166

    Loss before income taxes                  454                1,166
                                    ===============     ================
    Income tax expense                         -                    -

    Net loss                        $         454        $       1,166
                                    ===============     ================
    Loss per share -
       basic and diluted            $        (0.00)      $        (0.00)
                                    ===============     ================

    Weighted average shares-
       basic and diluted                19,785,714           19,159,004
                                    --------------     -----------------

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                         OGL HOLDINGS LTD.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                  For the period from
                                                     January 12, 2015
                                                      (Inception) to
                                                        Sept. 30, 2015
                                                       --------------
 OPERATING ACTIVITIES
   Net loss                                            $     (1,166)
                                                       -------------
   Non-cash adjustments to reconcile net loss to
     net cash:
     Expenses paid for by stockholder and
        contributed as capital                                1,166
                                                       -------------
            Net cash used in operating activities                 -
                                                       -------------
   Net increase in cash                                           -
   Cash, beginning of period                                      -
                                                       -------------
   Cash, end of period                                 $          -
                                                       =============
   Interest paid                                                  -
                                                       -------------
   Income tax paid                                                -
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

 On September 22, 2015 OGL Holdings Ltd. (formerly Red Grotto Acquisition Corporation) issued shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 97.5% of the total outstanding 20,000,000 shares of common stock as follows:

            Lim, Kun Lim                       5,202,000
            Tian, ChunZhi                      4,998,000
            Jiangsu O.G.L. Ecological
               Agriculture Science and
               Technology Co., Ltd.            9,200,000
            SG Resources Inc.                    100,000

With the issuance of the stock and the redemption of 19,500,000 shares of stock, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination.

If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-12G/A filed with the SEC on April 17, 2015. The results for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015.

______________________________________________________________________

                         OGL HOLDINGS LTD.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,166 from inception (January 12, 2015) to September 30, 2015. The Company had no working capital and an accumulated deficit of $1,166 as of September 30, 2015. The
Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

On September 21, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of the outstanding 20,000,000 shares of common stock. On September 22, 2015, the Company issued 19,500,000 shares of common stock to Kun Lim Lim, Chunzhi Tian, Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.
and SG Resources, Inc.

As of September 30, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

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

      On September 21, 2015 the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding
20,000,000 shares of common stock and the issuance of 19,500,000 shares of common stock to the following:

            Lim, Kun Lim                       5,202,000
            Tian, ChunZhi                      4,998,000
            Jiangsu O.G.L. Ecological
               Agriculture Science and
               Technology Co., Ltd.            9,200,000
            SG Resources Inc.                    100,000

        Lim, Kun Lim and Tien, ChunZhi are the major shareholders of Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd. SG Resources Inc. is receiving 100,000 shares for going public consultation and coordination of the Company's future listing.

	Messrs. James Cassidy and James McKillop, the then officers and directors of the Company resigned.

The following persons were elected as directors of the Company:

         Lim, Kun Lim
         Tian, ChunZhi
         Cheng, Yee Fai Fred

and the following persons were appointed to serve in the offices appearing next to their name:

         Lim, Kun Lim             Chairman and President
         Tian, ChunZhi            Chief Executive Officer
         Cheng, Yee Fai Fred      Chief Financial Officer

On July 14, 2015, in expectation of the change in control, the Company changed its name to OGL Holdings Ltd.

     The Company anticipates that it will effect its business plan through company development or through executing a business combination with an existing company. The Company intends to design, build and manage an ecological theme park showcasing agriculturally advanced technologies and to produce organic agricultural food utilizing such technology for efficient and non-destructive production.

	Rapid growth, ecological ignorance, and corporate indifference are things that the Company believes have contributed to the major pollution situation facing China. The Company believes that China is just beginning to develop environmental and ecological programs and the Company intends to help educate and advance these new programs. The agricultural theme park will provide visitors fun attractions and exhibitions including hand picking fruit, seeing high-tech green house cultivation as well as balloon rides and theme park type amusements. The park will provide visitors the opportunity to see the layout and operation of a high-tech smart greenhouse for organic plant cultivation and then use these models for their farms and greenhouses.

	The Company is in the process of preparing a registration statement on Form S-1 for the sale of 1,222,000 shares of common stock owned by certain shareholders.

    Since inception the Company's operations to date of the period covered by this report have been limited to issuing shares of common stock, filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock, and preparing a registration on Form S-1 pursuant to the Securities Act of 1933.

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company. The most likely target is Jiangsu Organic Ecological Agriculture Polytron Technologies Inc., an operating Chinese company which owns several operating greenhouses. This private company is owned by the president of the Company. The Company is in negotiations and discussions regarding any such combination and the form that any such combination should take.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     No assurances can be given that the Company will be successful in negotiating with the target company.

	The Company believes that the benefits of being a public company that it can offer to a target company may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     As of September 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. For the nine months ended September 30, 2015 the Company had sustained net loss of $1,166 and had an accumulated deficit of $1,166.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Former management paid all expenses incurred by the Company until the change in control. There is no expectation of repayment for such expenses. New management intends to continue to pay the expenses of the Company until such time as it has revenues or operations and can pay such expenses.

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

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 21,222,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

     On January 22, 2015, the Company issued the 10,000,000 shares to each of James Cassidy and James McKillop of which an aggregate of 19,500,000 shares were redeemed on September 21, 2015.

	On September 22, 2015, the Company issued 19,500,000 as follows:

          Lim, Kun Lim                       5,202,000
          Tian, ChunZhi                      4,998,000
          Jiangsu O.G.L. Ecological
               Agriculture Science and
               Technology Co., Ltd.          9,200,000
          SG Resources Inc.                    100,000


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

                            OGL HOLDINGS LTD.


                            By:   /s/  Lim, Kun Lim
                                  President

Dated:   November 20, 2015