Form 10-K
period 2015-12-31
OGL Holdings Ltd.
filed 2016-03-30
CIK 1634421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-55387

OGL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Delaware	47-3165342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

RED GROTTO ACQUISITION CORPORATION

(Former name of registrant)

Shan Shui Commercial Building

24 Floor, Xuyi County, Jiangsu Province

Huai River Town 57, China

0517-886 55757

(Address, including zip code, and telephone number, including area code of registrant’s principal executive offices)

Inc. Plan

Trolley Square, Suite 20 C

Wilmington, Delaware 19806

(Name, address, including zip code, and telephone number,
Including area code, of agent for service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( Section 232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule  12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 11, 2016

Common Stock, par value $0.0001	2,000,000
Documents incorporated by reference:	None

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "anticipates," "believes," "estimates," "may," "intends," "expects" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1. BUSINESS

The Company, formerly known as Red Grotto Acquisition Corporation, was incorporated in Delaware on January 12, 2015, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In March, 2015, Red Grotto Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 to become a public reporting company.

In September 2015, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950, the then current officers and directors resigned, and the Company changed its name to OGL Holdings, Ltd. The new officers and directors were appointed and elected and the Company issued 19,500,000 shares of its common stock to three shareholders:

Lim, Kun Lim	Chairman and President, Director	5,202,000
Tian, ChunZhi	Chief Executive Officer, Director	4,998,000
Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.	Shareholder	9,200,000
SG Resources Inc.	Shareholder	100,000

General

OGL Holdings Ltd. (the "Company") is an early-stage ecologically conscious company formed to design, build and manage an ecological theme park showcasing agriculturally advanced technologies and to produce organic agricultural food utilizing such technology for efficient and non-destructive production. Rapid growth, ecological ignorance, and corporate indifference are things that the Company believes have contributed to the major pollution situation facing China. The Company believes that China is just beginning to develop environmental and ecological programs and the Company intends to help educate and advance these new programs. The agricultural theme park will provide visitors fun attractions and exhibitions including hand picking fruit, seeing high-tech green house cultivation as well as theme park type amusements. The park will provide visitors the opportunity to see the layout and operation of a high-tech smart greenhouse for organic plant cultivation and then use these models for their farms and greenhouses.

The Company has two major goals:

•	to start agricultural tourism by providing the leading industry theme park; and
•	to produce organic agricultural food using advanced efficient and non destructive production technology

The Company plans to design, build and manage an ecological theme park showcasing agriculturally advanced technologies and to produce organic agricultural food utilizing such technology for efficient and non-destructive production.

The agricultural theme park will provide visitors fun attractions and exhibitions including fruit picking by hand, high-tech green house cultivation as well as theme park type amusements. The park will also provide visitors the opportunity to see the layout and operation of a high-tech smart greenhouse for organic plant cultivation. The park will be built in accordance to green, organic and effective planting and infrastructure.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.

The Company has no independent operating history and as such an investor cannot assess its profitability or performance but must rely on the experience of its president and other officers.

The Company is a development stage company and has no operating history and it is therefore not possible for an investor to assess prior performance or determine whether it will likely meet its projected business plan. Such lack of experience may result in the Company experiencing difficulty in adequately designing or building any project, thereby causing the project to function improperly or provide inadequate utility for which it is intended. If the Company’s projects cannot be completed or consistently function improperly or perform below expectations, the Company will likely be unable to market and sell many of its projects or products. An investor will be required to make an investment decision based solely on the management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the building and managing of ecological theme parks and producing organically grown food.

The Company has accumulated deficit as of December 31, 2015 of $ 113,241.

As of December 31, 2015, the Company has an accumulated deficit of $ 113,241. This deficit may impact on the Company in various ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

There has been no prior public market for the Company’s common stock and the lack of such a market may make resale of the Shares difficult.

No prior public market has existed for the Company's securities and the Company cannot assure any purchaser that a market will develop subsequent to this offering. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board. However, the Company does not know if it will be successful in such application, how long such application will take, or, if successful, that a market for the common stock will ever develop or continue on that or any other trading market. If for any reason a trading market for the Shares does not develop, investors may have difficulty selling their common stock should they desire to do so.

ITEM 2.     PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

ITEM 3.     LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no public market for the Company's securities.

Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

Since inception, the Company has sold securities which were not registered as follows:

Name	Title	Number of shares

Lim, Kun Lim	Chairman and President, Director	5,202,000
Tian, ChunZhi	Chief Executive Officer, Director	4,998,000
Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.	Shareholder	9,200,000
SG Resources Inc.	Shareholder	100,000
James Cassidy	Shareholder	10,000,000
		(9,750,000 redeemed)
James Mckillop	Shareholder	10,000,000
		(9,750,000 redeemed)

ITEM 6.     SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and was incorporated in the State of Delaware in January 2015. As of the periods from inception, through the date of this prospectus, the Company did not generate any revenue and incurred minimal expenses and operating losses, as part of its development stage activities. The Company has experienced a net loss of $ 113,241, an accumulated deficit of $ 113,241 and has no liabilities. The Company estimates it will need approximately $ 1,500,000 in additional funds to affect its business plan.

Going Concern

The Company has negative working capital, has incurred losses since inception, and has not yet received significant revenues from sales of products or services. The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.

Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Overview

The Company is an early-stage ecologically conscious company formed to design, build and manage an ecological theme park showcasing agriculturally advanced technologies and to produce organic agricultural food utilizing such technology for efficient and non-destructive production. The agricultural theme park will provide visitors fun attractions and exhibitions including hand picking fruit, seeing high-tech green house cultivation as well as theme park type amusements. The park will provide visitors the opportunity to see the layout and operation of a high-tech smart greenhouse for organic plant cultivation and then use these models for their farms and greenhouses.

Anticipated Timeline, Cost and Summary of Business Plan

The Company has signed an agreement with Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd. (“Jiangsu OGL”) on February 26, 2016. This agreement grants the Company an exclusive right to use Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.’s business license to operate, develop agriculture and tourism business on 7,020 acres farmland in Jiangsu, China. The Company will also lease and operate the Organic Exhibition Garden that is owned by Jiangsu OGL.

The Organic Exhibition Garden is 49,136 square meters in size and is located on the 7,020 acres farmland in Jiangsu, China ( www.jsogl.com) . It is now open to the public for an entrance fee $50 RMB (USD$7.8) for the visitors. The visitors can view and experience the greenhouses, plants, and purchase fresh produce. The Company will pay $100,000 USD leasing fee for the Organic Exhibition Garden with the first leasing fee due on March 31, 2017. Starting from April 1, 2016 OGL will receive revenue from Organic Exhibition Garden through the entrance ticket and the selling of the produce from the Garden.

The Company will pay an aggregate value of $6,499,000 for the exclusive right to use Jiangsu OGL’s business license and the right to lease the Organic Exhibition Garden. This aggregate value includes 1,222,000 shares, equivalent to $5,499,000 (calculated at $4.50 per share), to 38 Jiangsu OGL shareholders. The balance of $1,000,000 will be paid in cash to Jiangsu OGL’s major partner (OGL Group Pte Ltd) by September 30, 2016. The Organic Exhibition Garden terms and conditions will be renegotiated every 2 years.

Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd. is owned by OGL Group Pte Ltd. Mr. Lim Kun Lim and Ms. Tian Chunzhi are the major shareholders of the company and the acquisition is not an arm’s length transaction.

Mr. Lim – Chairman and President of the company agrees to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development.

The Company anticipates that it will need approximately $ 1,500,000 to execute the licensing agreement and the operation of the Organic Exhibition Garden that will begin on April 1 2016.

As of March 7, 2016, the Company had no cash and has earned no revenues nor realized any profits. The Company intends to make an equity offering of its common stock for the acquisition and operation expenses. If it cannot raise the required cash, the Company will issue additional shares of common stock in lieu of cash.

Potential Revenue

The Company intends to earn revenue from sale of its organic products, tourist entrance and ancillary fees at its ecological theme park and development of other services and products related to its advanced agricultural technology, greenhouses, farms and products.

The Company will start the operation of the Organic Exhibition Garden on April 1, 2016. The revenue of this operation will include the entrance fee and selling of produce from the Garden.

Alternative Financial Planning

Mr. Lim, Kun Lim – Chairman and President of the Company will pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development.

The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the year ended December 31, 2015 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOURE

There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

There has been a change in control of the company and new management has conducted an evaluation of the effectiveness of its disclosure and reporting procedures and has instituted its own internal controls. Management of the Company believes that the Company's disclosure controls and procedures are effective  in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee .Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective  as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the date covered by this Report, the Company changed control although the Chief Executive Officer remains in control of the internal financial reporting and in control of the Company so the process of such reporting has not been affected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

MANAGEMENT

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced

Lim, Kun Lim		Chairman and President, Director	2015
Tian, ChunZhi		Chief Executive Officer, Director	2015
Cheng, Yee Fai Fred		Chief Financial Officer, Director	2015

Lim, Kun Lim serves as President, Chairman and a director of the Registrant. Mr. Lim is a citizen of Singapore. Mr. Lim graduated from Singapore National University Department of Industrial Engineering and Management. He has over 37 years in corporate planning and management. He is the current president and chairman of Singapore’s Organic Company, Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd., and China’s Wuhan eco-agricultural science and technology company.

Tian, ChunZhi serves as Chief Executive Officer and a director of the Registrant. Ms. Chunzhi is a permanent resident of Singapore. Ms. Tian currently works as Chief Financial Officer of Singapore’s OGL Organic Group and participated in the Group’s corporate planning, financial management and daily operations. She also serves as corporate representative and director-general of Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.. She has over 29 years experience in finance, accounting and corporate tax management. Ms. Chunzhi graduated from Wuhan University, department of economics and management.

Yee Fai Fred Cheng, PhD serves as Chief Financial Officers and a director of the Registrant. Mr. Cheng is a resident of Hong Kong. HE is a certified public accountant of Hong Kong and Singapore and a chartered accountant in Canada, New Zealand and Australia. HE has over 30 years experience in corporate structure, planning, accounting, taxation and corporate listing. He is currently Singapore’s O.G.L. Organic Group Chief Financial Director who manages company finances and instructs on company roles. In 2012, he earned his PhD from York University in the United States with a major in financial and management.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Conflicts of Interest

Mr. Lim, Kun Lim , Chairman and President of the Company has signed a licensing agreement with Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd., Mr. Lim who is also the President and major shareholder of Jiangsu OGL gains the most benefit from the licensing agreement between the two companies. Such a business agreement may result in a benefit to both the share holders and the companies.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The Company officers and directors do not receive any compensation for services rendered to the Company, nor have any former officers or directors received any compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, each person known by the Company to be the officers or directors of the Company or a beneficial owners of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance.

Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Percentage of	Number of Shares of	Class Before
Name	Position	Common Stock	Offering (1)

Lim, Kun Lim	Chairman and President, Director	5,202,000	26%
Tian, ChunZhi	Chief Executive Officer, Director	4,998,000	25%
Cheng, Yee Fai Fred	Chief Financial Officer, Director	0	-
Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.	Shareholder	9,200,000	45.5%

(1) Based on 20,000,000 shares outstanding.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Mr. Lim, Kun Lim , Chairman and President of the Company has signed a licensing agreement with Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd., Mr. Lim who is also the President and major shareholder of Jiangsu OGL gains the most benefit from the licensing agreement between the two companies. Such a business agreement may result in a benefit to both the share holders and the companies.

As the organizers and developers of Red Grotto Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until September 22, 2015 the date of the change in control, without repayment.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Lim, Kun Lim would not be considered an independent director if it were to do so.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has no activities, no income and some expenses for consultation and independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit and related fees

The aggregate fees incurred for each of the last year for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2015

Audit-Related Fees	$12,075

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-

approval policies and procedures.

PART IV

ITEM15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ANTON & CHIA, LLP                                    CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OGL Holdings, Ltd.

We have audited the accompanying balance sheet of OGL Holdings, Ltd. (the "Company") as of December 31, 2015, and the related statements of operations, stockholders' deficit, and cash flows for the period from January 12, 2015 (Inception) to December 31, 2015. OGL Holdings, Ltd. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OGL Holdings, Ltd. as of December 31, 2015, and the results of its operations and its cash flows for the period from January 12, 2015 (Inception) then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no principal operations or significant revenue producing activities, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton and Chia, LLP

Anton and Chia, LLP
Newport Beach, CA
March 30, 2016

OGL HOLDINGS LTD.

BALANCE SHEET

December 31, 2015
ASSETS
Current assets
Cash	$0

Total assets	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$0

Total liabilities	$0

Stockholders' deficit
Common Stock; $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000

Discount on Common Stock	(2,000)

Additional paid-in capital	113,241
Accumulated deficit	(113,241)

Total stockholders' deficit	0

Total Liabilities and stockholders' deficit	$0

The accompanying notes are an integral part of these financial statements

OGL HOLDINGS LTD. .

STATEMENT OF OPERATIONS

For the period from January 12 ,
2015 (Inception) to
December 31, 2015

Revenue	$-

Cost of revenue	-

Gross profit	-

Operating expenses	113,241

Operating loss	(113,241)

Loss before income taxes	(113,241)

Income tax expense	-

Net loss	$(113,241)

Loss per share - basic and diluted	$(0)

Weighted average shares-basic and diluted	20,000,000

The accompanying notes are an integral part of these financial statements

OGL HOLDINGS LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Discount		Total
			on	Additional		Stock-
	Common Stock		Common	Paid-In	Accumulated	holders'
	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, Jan 22, 2015(Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	(2,000)	-	-	0

Additional paid-in capital	-	-	-	113,241	-	113,241

Net loss	-	-	-	-	(113,241)	(113,241)

Balance, Dec 31, 2015	20,000,000	$2,000	$(2,000)	$113,241	$(113,241)	$0

The accompanying notes are an integral part of these financial statements

OGL HOLDINGS LTD.

STATEMENT OF CASH FLOWS

For the period from
January 12, 2015
(Inception) to
December 31, 2015

OPERATING ACTIVITIES

Net loss	$(113,241)

Non-Cash adjustments to reconcile loss to net cash
Expenses paid by stockholder and contributed as capital	113,241

Changes in Operating Assets and Liabilities Accrued liabilities	0

Net cash used in operating activities	0

Net increase in cash	0
Cash, beginning of period	-

Cash, end of period	$0

The accompanying notes are an integral part of these financial statements

OGL HOLDINGS LTD.

Notes to the Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Company was incorporated in the State of Delaware in January, 2015, and was formerly known as Red Grotto Acquisition Corporation. In March, 2015, Red Grotto Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

In September, 2015, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Red Grotto Acquisition Corporation to OGL Holdings Ltd.

OGL Holdings Ltd. (the "Company") is an early-stage ecologically conscious company formed to design, build and manage an ecological theme park showcasing agriculturally advanced technologies and to produce organic agricultural food utilizing such technology for efficient and non-destructive production. Rapid growth, ecological ignorance, and corporate indifference are things that the Company believes have contributed to the major pollution situation facing China. The Company believes that China is just beginning to develop environmental and ecological programs and the Company intends to help educate and advance these new programs. The agricultural theme park will provide visitors fun attractions and exhibitions including hand picking fruit, seeing high-tech green house cultivation as well as theme park type amusements. The park will provide visitors the opportunity to see the layout and operation of a high-tech smart greenhouse for organic plant cultivation and then use these models for their farms and greenhouses.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

Going Concern

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2015. As of December 31, 2015, the Company has an accumulated deficit of $113,241. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. The Company currently has a commitments from Mr. Lim, Kun Lim to pay the operation and expenses of the company until the Company can raise sufficient funds for operation and the business development through issuing new shares .

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has adopted this accounting standard. The accounting pronouncement does not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 STOCKHOLDERS' DEFICIT

On Jan 12, 2015, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 Subsequent Events

The Company has signed an agreement with Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd. (“Jiangsu OGL”) on February 26, 2016.  This agreement grants the Company an exclusive right to use   Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd.’s business license to operate and develop the agriculture and tourism business on 7,020 acres farmland in Jiangsu, China.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules.

Exhibits:

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Jiangsu, China on March 29, 2016.

OGL HOLDINGS LTD.

/s/Lim, Kun Lim
Chairman and President,

/S/Cheng, Yee Fai Fred
Chief Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lim, Kun Lim	Chairman ,President and Director	March 29, 2016
Lim, Kun Lim

/s/ Tian, ChunZhi	CEO and Director	March 29, 2016
Tian, ChunZhi

/s/ Cheng, Yee Fai Fred	CFO and Director	March 29, 2016
Cheng, Yee Fai Fred

