Form 10-Q
period 2016-03-31
OGL Holdings Ltd.
filed 2016-05-27
CIK 1634421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 55387

OGL HOLDINGS LTD.

(Name of small business issuer in its charter)

Delaware	47-3165342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Shan Shui Commercial Building
24 Floor, Xuyi County, Jiangsu Province
Huai River Town 57, China
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 0517-886-55757

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☐ NO ☒

As of May 27, 2016, there were 21,222,000 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

OGL Holdings Ltd.

Form 10-Q

For the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OGL Holdings Ltd.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Property & equipment, net	35,255	-

Licensing rights	122	-

Total Assets	$35,377	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Payable to related party	$49,481	$-
Total Current Liabilities	49,481	-

Total Liabilities	49,481	-

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,222,000 shares and 20,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,122	2,000
Discount on common stock	(2,000)	(2,000)
Additional paid in capital	113,241	113,241
Deficit accumulated during development stage	(127,467)	(113,241)
Total Stockholders' Equity (Deficit)	(14,104)	-

Total Liabilities and Stockholders' Equity (Deficit)	$35,377	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OGL Holdings Ltd.
Condensed Statements of Operations

	For the Three Months Ended March 31, 2016	For the Period from January 12, 2015 (Inception) to March 31, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	13,826	712
Total Operating Expenses	13,826	712

Operating Loss From Operations	(13,826)	(712)

Other Income (Expenses)	-	-

Loss From Operations Before Income Tax	(13,826)	(712)

Provision For Income Tax	400	-

Net Loss	$(14,226)	$(712)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	186,543,204	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OGL Holdings Ltd.
Condensed Statements of Cash Flows

	For the Three Months Ended March 31, 2016	For the Period from January 12, 2015 (Inception) to March 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(14,226)	$(712)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	712
Depreciation	751	-
Changes in operating assets and liabilities
Payable to related party	13,475	-
Net Cash Used in Operating Activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$400	$-
Cash paid for interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in exchange of licensing rights	$122	$-
Purchase of property and equipment	$36,006	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “OGL” shall mean OGL Holdings Ltd., a Delaware corporation.

OGL Holdings Ltd. (formerly known as Red Grotto Acquisition Corporation) (the “Company”), was incorporated in the State of Delaware on January 12, 2015, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In March 2015, Red Grotto Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

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

Basis of Presentation

The accompanying (a) condensed balance sheet at December 31, 2015 has been derived from the Company’s audited statements, and (b) the condensed unaudited financial statements as of and for the periods ended March 31, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects to generate revenues through its operation of its Organic Exhibition Garden and an Eco-Agricultural Tourism Theme Park in China. Revenue will consist of sales from entrance tickets to the tourist theme park and selling of produce grown in its agricultural gardens. The Company has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profits from its operations. The Company has incurred a net loss of $14,226 for the three months ended March 31, 2016, has a working capital deficit of $49,481, and has an accumulated deficit of $127,467 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates of valuation of equity instruments. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of loan payable to a related party. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our loan payable to a related party is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue for the three months ended March 31, 2016 and 2015, respectively.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Licensing Rights

Licensing rights which are stated at cost, relate to the cost of obtaining the license to build Organic Exhibition Garden and an Eco-Agricultural Tourism Theme Park in China. Cost is based on the third party expenditures incurred for obtaining licensing rights. The Company will begin amortizing licensing cost over their estimated remaining useful life when it begins revenue-producing activities. We will determine the useful life of licensing rights after considering the specific facts and circumstances related to each such asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for non-cash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

Recent Accounting Pronouncements

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The Company has not adopted ASU 2015-02 as of March 31, 2016, and the adoption is not expected to have an impact on the Company’s financial statements.

New Accounting Pronouncements

In May 2014, and later amended in August 2015, the Financial Accounting Standards Board (“FASB”) issued new Accounting Standards Update (“ASU”) regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance and, and is effective for public entities for annual and interim periods beginning after December 31, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

The Financial Accounting Standards Board issues Accounting Standard Updates to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31,	December 31,
	2016	2015
	(Unaudited)
Property and equipment	$36,006	$-
Less: accumulated depreciation	(751)	-
Property and equipment, net	$35,255	$-

Depreciation expense for the three months ended March 31, 2016 and 2015 was $751 and $0, respectively.

NOTE 4 – LICENSING RIGHTS

On February 26, 2016, the Company executed a Licensing Agreement (the “License”) with Jiangsu OGL Ecological Agriculture Science and Technology Co. Ltd. (‘Jiangsu OGL”), a company formed under the laws of China. Jiangsu OGL has a (i) business license to operate farming, buy and sell agriculture produce, food processing, permits to build resort units in tourism theme parks, (ii) leasing agreement for 7,020 acres of farmland with Jiangsu Provincial Government for 50 years starting November 26, 2013, and (iii) 49,136 sq. meters Organic Exhibition Garden open to the public for an entrance fee, where visitors can view and experience the greenhouses, plants and purchase fresh produce. The Company has an exclusive right to use Jiangsu OGL’s business license to operate and develop the agricultural business in Jiangsu and develop an Eco-Agricultural Tourism Theme Park on 7,020 acres of farmland (Note 6). The Company agreed to pay (i) Jiangsu OGL, an annual licensing fee of $100,000 for the Organic Exhibition Tourism Theme Park due by March 31, 2017, (ii) Jiangsu OGL’s major partner OGL Group Pte Ltd., $1,000,000 in cash by September 30, 2016, and (iii) issue 1,222,000 shares of the common stock to 38 Jiangsu OGL shareholders valued at the par value of $0.0001 per share since the majority shareholders of Jiangsu OGL are also the principal Officers of the Company, and currently the Company’s stock is not trading due to the registration statement not being effective (Note 5). The Company has acquired the License and has issued 1,222,000 common shares valued at $122 on February 26, 2016. Since the Company and Jiangsu has common management and common control, the Company has not included the $1,000,000 cash consideration payable in the total valuation of licensing rights since the Company has not paid the cash consideration of $1,000,000 as of March 31, 2016. The Company has recorded the fair value of License at $122 at March 31, 2016. The Company has not started generating revenues as a result of obtaining exclusive License. The Company will start amortizing the License over the remaining term of the lease of farmland which expires on November 25, 2063, once the Company starts earning revenues due to the usage of farmland and License.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company is indebted to its Chief Executive Officer (the “Officer”) for payments made to vendors on its behalf. The amount advanced are short-term, unsecured and non-interest bearing. The amount indebted to the Officer was $49,275 and $0 as of March 31, 2016 and December 31, 2015, respectively.

On February 26, 2016, the Company executed a Licensing Agreement with Jiangsu OGL Ecological Agriculture Science and Technology Co. Ltd. The Officer and the Chief Financial Officer of the Company are also the major shareholders of Jiangsu OGL (Note 4). The Company is indebted to Jiangsu OGL a cash consideration of $1,000,000 towards the cost of the License.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

The Company has the exclusive right to use Jiangsu OGL’s business license to operate and develop the agricultural business in Jiangsu, China, and build and develop a 3,000 acre Eco-Agricultural Tourism Theme Park on the 7,023 acres of Farmland (Note 4). The Company is committed to pay $100,000 in licensing fees annually starting April 1, 2016 to November 25, 2063. In addition, the Company is obligated to pay $1,000,000 in cash to Jiangsu OGL by September 30, 2016 as a consideration in exchange for the grant of exclusive right to use business license.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

NOTE 7 – STOCKHOLDERS EQUITY

The Company’s capitalization at March 31, 2016 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On February 26, 2016, the Company issued 1,222,000 shares of its common stock valued at $0.0001 per share, to 38 Jiangsu OGL non-related investors as partial consideration, in connection with obtaining licensing rights to operate and develop the agricultural business, and exclusive right to build and develop Eco-Agricultural Tourism Theme Park in Jiangsu, China (Note 4). The partial consideration as it related to 1,222,000 shares of common stock was valued at $122 as of March 31, 2016. The common shares issued to 38Jiangsu OGL non-related investors were residents of China. All of the stock certificates issued to the investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

As a result of all common stock issuances, the total outstanding shares of common stock were 21,222,000 at March 31, 2016.

Preferred Stock

At March 31, 2016, the Company had no shares of preferred stock issued or outstanding.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “we”, “our,” “us” and “Company” in this Item 2 refer to OGL Holdings Ltd (“OGL”).

The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “would” or “will” or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. Several risks and uncertainties we face are discussed in more detail under “Risk Factors” in the 2015 Annual Report filed with the Securities and Exchange Commission on March 30, 2016. You should, however, understand that it is not possible to predict or identify all risks and uncertainties and you should not consider the risks and uncertainties identified by us to be a complete set of all potential risks or uncertainties that could materially affect us. You should not place undue reliance on the forward-looking statements we make herein because some or all of them may turn out to be wrong. We undertake no obligation to update any of the forward-looking statements contained herein to reflect future events and developments, except as required by law. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing in the 2015 Annual Report filed with the Securities and Exchange Commission on March 30, 2016 and elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OGL Holding Ltd is an early-stage development company. As of the periods from inception, through the date of this report, we did not generate any revenue and incurred minimal expenses and operating losses, as part of its development stage activities. We were incorporated in the State of Delaware on January 12, 2015, and we were formerly known as Red Grotto Acquisition Corporation. In March 2015, Red Grotto Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

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

Anticipated Timeline, Cost and Summary of Business Plan

On February 26, 2016, the Company signed an agreement with Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd. (“Jiangsu OGL”). This agreement grants the Company an exclusive right to use Jiangsu OGL’s business license to operate, develop agriculture and tourism business on 7,020 acres farmland in Jiangsu, China. The Company will also lease and operate the Organic Exhibition Garden that is owned by Jiangsu OGL.

The Organic Exhibition Garden is 49,136 square meters in size and is located on the 7,020 acres farmland in Jiangsu, China (www.jsogl.com). It is now open to the public for an entrance fee $50 RMB (USD$7.8) for the visitors. The visitors can view and experience the greenhouses, plants, and purchase fresh produce. The Company will pay $100,000 USD leasing fee for the Organic Exhibition Garden with the first leasing fee due on March 31, 2017. Starting from October 1, 2016, OGL will start earning revenues from Organic Exhibition Garden through the entrance ticket and the selling of the produce from the Garden.

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

Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd is owned by OGL Group Pte Ltd. Mr. Lim Kun Lim and Ms. Tian Chunzhi are the major shareholders of the company and the acquisition is not deemed as an arm’s length transaction.

Mr. Lim – Chairman and President of the OGL Holdings Ltd agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development.

The Company anticipates that it will need approximately $1,500,000 to execute the licensing agreement and the operation of the Organic Exhibition Garden that will begin on April 1, 2016.

As of March 31, 2016, the Company had no cash and has earned no revenues nor realized any profits. The Company intends to make an equity offering of its common stock for the acquisition and operation expenses. If it cannot raise the required cash, the Company will issue additional shares of common stock in lieu of cash.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. We incurred a net loss of $14,226 for the three months ended March 31, 2016, had a working capital deficit of $49,481 and an accumulated deficit of $127,467 as of March 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from our operations since January 12, 2015 (inception) to March 31, 2016, respectively. We expect to earn revenues from operations commencing in the second quarter of 2016.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $13,826 compared to $712 for the same comparable period in 2015. Operating expenses increased by $13,114 in 2016 primarily due to the increase in professional fees incurred for the audit of financial statements of the Company for the year ended December 31, 2015 and EDGAR and XBRL filing fees of our financial statements. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the three months ended March 31 2016 and 2015, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Organic Exhibition Garden and Eco-Agricultural Tourism Theme Park. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital and our requirements will depend on many factors, including the following:

Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of future park exhibits. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights associated with our License Agreement future revenue streams, and we may have to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the three months ended March 31, 2016 and 2015 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 30, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $0, which resulted primarily due to the net loss of $14,226, depreciation of $751 and payable to related party of $13,475.

Non-cash Investing and Financing Activities

The Company acquired property and equipment of $36,006 and the Company’s Chief Executive Officer paid the acquisition cost on behalf of the Company. The Company acquired the Licensing Rights to operate and develop the agriculture business and to build and develop a 3,000 acre Eco-Agricultural Tourism Theme Park, and agreed to pay $1,000,122 in exchange of the licensing rights, of which $1,000,000 still remain payable as of March 31, 2016.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company will not be able to implement its business plan as a going concern.

Equipment Financing

The Company has no existing equipment financing arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on March 30, 2016, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on January 12, 2015. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until the third quarter of 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), and as provided in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and, therefore, are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is also our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on their evaluation, management concluded as of March 31, 2016 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. As a result, errors were identified in the underlying data used to support accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●	We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-Q. As a result, errors were identified primarily related to stock issuances and their accounting treatment. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

With the oversight of senior management, the Company has begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.

With respect to validation of the completeness and accuracy of underlying data used in the determination of stock issuance and accounting transactions, management intends to:

•     Timely issue all stock certificates contemporaneous with the closing of transactions resulting in a stock issuance.

•     As soon as the Company can afford it, hire an employee who will be dedicated to overseeing all stock issuance and related matters.

With respect to timely and accurate filing of our financial results, management intends to:

•     As soon as the Company can afford to do so, engage consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•     Implement more robust accounting policies and work with consultants to streamline activities and implement best practices.

•     As soon as we can afford to do, hire a Chief Financial Officer so the same person is not serving as both Chief Executive Officer and Chief Financial Officer.

•     Additionally, as soon as we can afford to do so we plan on creating a new position to oversee accounting systems, designing internal controls and ensuring compliance, implementing accounting policies and procedures, and implementing process improvements.

While senior management is closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary. There is also no assurance that we will be able to afford to implementation of these improvements during the current fiscal year.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and any adverse result in these or other matters may arise from time to time that could harm our business. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A.	Risk Factors

This information is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2016, in connection with entering into a Licensing Agreement with Jiangsu O.G.L. Ecological Agriculture Science and Technology Co., Ltd. (the “Licensor”), the Company issued 1,222,000 shares of its common stock to 38 non-related shareholders of the Licensor. All of the sales were made in China and all of the Investors were residents of China. The Company has issued the share certificates to all 38 investors as of March 31, 2016. No commissions were paid. The Investors have acquired their shares for investment and not with a view toward distribution. All of the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933 and/or Regulation S.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	EXHIBITS

The following Exhibits are filed as part of this Quarterly Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 27, 2016		OGL Holdings Ltd.

	By:	/s/ Lim, Kun Lim
LIM, KUN LIM
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

