Form 10-K/A
period 2015-12-31
OGL Holdings Ltd.
filed 2016-06-15
CIK 1634421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

 EXPLANATORY NOTE

OGL Holding Ltd. is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2016, and which reported on the years ended December 31, 2015 and December 31, 2014, to include a revised Signature page, Exhibit Table and revised Certifications to include the correct officers, their titles and signatures required to execute such documents.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K or modifies or updates any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to the Sarbanes-Oxley Act of 2002, as exhibits to the Original Form 10-K have been revised, re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules.

Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Jiangsu, China on June 15, 2016.

OGL HOLDINGS LTD.

/s/Tian, ChunZhi
Chairman and President,

/s/Cheng, Yee Fai Fred
Chief Financial Officer and Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lim, Kun Lim	Chairman ,President and Director	June 15, 2016
Lim, Kun Lim

/s/ Tian, ChunZhi	CEO and Director	June 15, 2016
Tian, ChunZhi

/s/ Cheng, Yee Fai Fred	CFO and Director	June 15, 2016
Cheng, Yee Fai Fred