Form 10-Q/A
period 2016-03-31
OGL Holdings Ltd.
filed 2016-06-15
CIK 1634421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amended Filing”) amends the Quarterly Report on Form 10-Q of OGL Holding Ltd. (the “Company”) for the period ended March 31, 2016, which was originally filed on May 3, 2016 (the “Original Filing”).  The Company is filing this Amended Filing solely for the purpose of correcting the Exhibit Page, the Signature Page and the Certifications to include the correct officers, their titles and signatures.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are included herein as exhibits to this Amendment.  This Amended Filing speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

Item 6.	EXHIBITS

The following Exhibits are filed as part of this Quarterly Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2016		OGL Holdings Ltd.

	By:	/s/ Tian, ChunZhi
TIAM, CHUNZHI
Chief Executive Officer

/s/Cheng, Yee Fai Fred
CHENG, YEE FAI FRED
Chief Financial Officer and Principal Accounting Officer