Form 10-Q
period 2016-09-30
OGL Holdings Ltd.
filed 2016-11-21
CIK 1634421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: September 30, 2016

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

As of November 21, 2016, there were 21,222,000 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

OGL Holdings Ltd.

Form 10-Q

For the Quarter Ended September 30, 2016

Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

OGL Holdings Ltd.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Property & equipment, net	30,746	-

Licensing rights	122	-

Total Assets	$30,868	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$19,404	$-
Payable to related party	56,061	-
Total Current Liabilities	75,465	-

Total Liabilities	75,465	-

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,222,000 shares and 20,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,122	2,000
Discount on common stock	(2,000)	(2,000)
Additional paid-in capital	113,241	113,241
Accumulated deficit	(157,960)	(113,241)
Total Stockholders' Deficit	(44,597)	-

Total Liabilities and Stockholders' Deficit	$30,868	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OGL Holdings Ltd.

Condensed Statements of Operations

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Period from January 12, 2015 (Inception) to September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Depreciation	2,253	-	5,260	-
General and administrative	16,216	454	39,059	1,166
Total Operating Expenses	18,469	454	44,319	1,166

Operating Loss From Operations	(18,469)	(454)	(44,319)	(1,166)

Other Income (Expenses)	-	-	-	-

Loss From Operations Before Income Tax	(18,469)	(454)	(44,319)	(1,166)

Provision For Income Tax	-	-	400	-

Net Loss	$(18,469)	(454)	$(44,719)	$(1,166)

Basic and Diluted Net Loss Per Share	$(0.00)	0.00	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	21,222,000	19,785,714	21,012,387	19,159,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

OGL Holdings Ltd.

Condensed Statements of Cash Flows

	For the Nine Months Ended September 30, 2016	For the Period from January 12, 2015 (Inception) to September 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(44,719)	$(1,166)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,166
Depreciation	5,260	-
Changes in operating assets and liabilities
Increase in accrued liabilities	19,404	-
Net Cash Used in Operating Activities	(20,055)	-

Cash Flows from Financing Activities
Cash proceeds from loans from related party	20,055	-
Net Cash Provided by Financing Activities	20,055	-

Net Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$400	$-
Cash paid for interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in exchange of licensing rights	$122	$-
Purchase of property and equipment	$36,006	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

OGL Holdings Ltd. is an early-stage ecologically conscious company formed to design, build and manage an ecological theme park showcasing agriculturally advanced technologies and to produce organic agricultural food utilizing such technology for efficient and non-destructive production. Rapid growth, ecological ignorance, and corporate indifference are things that the Company believes have contributed to the major pollution situation facing China. The Company believes that China is just beginning to develop environmental and ecological programs and the Company intends to help educate and advance these new programs. The agricultural theme park will provide visitors fun attractions and exhibitions including hand picking fruit, seeing high-tech greenhouse cultivation as well as theme park type amusements. The park will provide visitors the opportunity to see the layout and operation of a high-tech smart greenhouse for organic plant cultivation and then use these models for their farms and greenhouses.

Basis of Presentation

The accompanying (a) condensed balance sheet at December 31, 2015 has been derived from the Company’s audited statements, and (b) the condensed unaudited financial statements as of and for the periods ended September 30, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects to generate revenues through its operation of its Organic Exhibition Garden and an Eco-Agricultural Tourism Theme Park in China. Revenue will consist of sales from entrance tickets to the tourist theme park and selling of produce grown in its agricultural gardens. The Company has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of growth and profits from its operations. The Company has incurred a net loss of $44,719 for the nine months ended September 30, 2016, has a working capital deficit of $75,465, and has an accumulated deficit of $157,960 as of September 30, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash or cash equivalents at September 30, 2016 and December 31, 2015, respectively.

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

The Company’s financial instruments consist principally of accrued liabilities and loan payable to a related party. Pursuant to ASC 820 and ASC 825, “Financial Instruments”, the fair value of our accrued liabilities and loan payable to a related party is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605 “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.  The Company has not recognized any revenue for the three months and nine months ended September 30, 2016 and 2015, respectively.

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

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

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

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  The Company has not adopted ASU 2015-02 as of September 30, 2016, and the adoption is not expected to have an impact on the Company’s financial statements.

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

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Office equipment and furniture	$22,386	$-
Computer equipment	13,620	-
	36,006	-
Less: accumulated depreciation	(5,260)	-
Property and equipment, net	$30,746	$-

Depreciation expense for the three months ended September 30, 2016 and 2015 was $2,254 and $0, and for the nine months ended September 30, 2016 and 2015 was $5,260 and $0, respectively.

NOTE 4 – LICENSING RIGHTS

On February 26, 2016, the Company executed a Licensing Agreement (the “License”) with Jiangsu OGL Ecological Agriculture Science and Technology Co. Ltd. (‘Jiangsu OGL”), a company formed under the laws of China. Jiangsu OGL has a (i) business license to operate farming, buy and sell agriculture produce, food processing, permits to build resort units in tourism theme parks, (ii) leasing agreement for 7,020 acres of farmland with Jiangsu Provincial Government for 50 years starting November 26, 2013, and (iii) 49,136 sq. meters Organic Exhibition Garden open to the public for an entrance fee, where visitors can view and experience the greenhouses, plants and purchase fresh produce. The Company has an exclusive right to use Jiangsu OGL’s business license to operate and develop the agricultural business in Jiangsu and develop an Eco-Agricultural Tourism Theme Park on 7,020 acres of farmland (Note 7). The Company has agreed to pay (i) Jiangsu OGL an annual licensing fee of $100,000 for the Organic Exhibition Tourism Theme Park one year after Jiangsu OGL receives the operation permit of the Organic Exhibition Center from the Government, (ii) Jiangsu OGL’s major partner OGL Group Pte Ltd. $1,000,000 in cash 6 months after Jiangsu OGL receives the operation permit of the Organic Exhibition Center from the Government, and (iii) issue 1,222,000 shares of the common stock at the par value of $0.0001 per share to 38 Jiangsu OGL shareholders since the majority shareholders of Jiangsu OGL are also the principal Officers of the Company, and currently the Company’s stock is not trading due to the registration statement not being effective (Note 6). The Company has acquired the License and has issued 1,222,000 common shares valued at $122 on February 26, 2016. The Company, Jiangsu OGL, and OGL Group Pte. Ltd. have common management and are under common control. The Company has not included the $1,000,000 cash consideration payable in the total valuation of licensing rights since the Company has not paid the cash consideration of $1,000,000 as of September 30, 2016. The Company has recorded License Rights at $122 based on the par value of 1,222,000 common shares at September 30, 2016. The Company has not started generating revenues as a result of obtaining exclusive License. The Company will start amortizing the License over the remaining term of the lease of farmland which expires on November 25, 2063, once the Company starts earning revenues due to the usage of farmland and License.

On August 18, 2016, the Company and Jiangsu OGL entered into a memorandum to agree to mutually postpone the Organic Exhibition Garden operation until receiving the permit to operate from the Government which is expected to be issued within the next six months. The first annul licensing fee that was due by March 30, 2017 was postponed until one year after receipt of the permit to operate.

NOTE 5 – ACCRUED LIABILITIES

As of September 30, 2016, the Company had an accrued professional fee of $13,909 and an accrued registration and filling fee of $5,495.

OGL HOLDINGS LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016 and 2015

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is indebted to its Chief Executive Officer (the “Officer”) for payments made to vendors on its behalf. The amount advanced are short-term, unsecured and non-interest bearing. The total amount indebted to the Officer was $56,061 and $0 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company has the exclusive right to use Jiangsu OGL’s business license to operate and develop the agricultural business in Jiangsu, China, and build and develop a 3,000 acre Eco-Agricultural Tourism Theme Park on the 7,020 acres of Farmland (Note 4). The Company is committed to pay $100,000 in licensing fees annually starting one year after the Company receives the operation permit of the Organic Expedition Garden from the Government and continuing until November 25, 2063. In addition, the Company is obligated to pay $1,000,000 in cash to OGL Group Pte Ltd. starting six months after the Company receives the permit from the Government as a consideration in exchange for the grant of exclusive right to use business license.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2016 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

As a result of all common stock issuances, the total outstanding shares of common stock were 21,222,000 at September 30, 2016.

Preferred Stock

At September 30, 2016, the Company had no shares of preferred stock issued or outstanding.

NOTE 9 – SUBSEQUENT EVENT

Management has evaluated subsequent events through November 21, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

The Organic Exhibition Garden is 49,136 square meters in size and is located on the 7,020 acres farmland in Jiangsu, China (www.jsogl.com). It is now open to the public for an entrance fee RMB50 (USD$7.8) for the visitors. The visitors can view and experience the greenhouses, plants, and purchase fresh produce. The Company will pay $100,000 leasing fee for the Organic Exhibition Garden with the first leasing fee due on June 30, 2017. Starting the beginning of 2017, the Company will start earning revenues from Organic Exhibition Garden through the entrance ticket and the selling of the produce from the Garden.

The Company will pay an aggregate value of $6,499,000 for the exclusive right to use Jiangsu OGL’s business license and the right to lease the Organic Exhibition Garden. This aggregate value includes 1,222,000 shares, equivalent to $5,499,000 (calculated at $4.50 per share), to 38 Jiangsu OGL shareholders. The balance of $1,000,000 will be paid in cash to Jiangsu OGL’s major partner (OGL Group Pte. Ltd.) 6 months after the Company receives the operation permit of the Organic Exhibition Center from the Government. The Organic Exhibition Garden terms and conditions will be renegotiated every 2 years.

Jiangsu O.G.L. is owned by OGL Group Pte. Ltd. Mr. Lim Kun Lim and Ms. Tian Chunzhi are the major shareholders of the company and the acquisition is not deemed as an arm’s length transaction.

Mr. Lim, Chairman and President of the OGL Holdings Ltd., agreed to pay all operation expenses for the Company as Director’s loan with no interest calculated until the Company can raise sufficient funds for its operation and project development.

The Company anticipates that it will need approximately $1,500,000 to execute the licensing agreement and the operations of the Organic Exhibition Garden are expected to commence sometime at the beginning of 2017.

As of September 30, 2016, the Company had no cash and has earned no revenues nor realized any profits. The Company intends to make an equity offering of its common stock for the acquisition and operation expenses. If it cannot raise the required cash, the Company will issue additional shares of common stock in lieu of cash.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow it to continue as a going concern. We funded our operations primarily through the financial support from our officers and shareholders. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of growth and profitable operations. We incurred a net loss of $44,719 for the nine months ended September 30, 2016, had a working capital deficit of $75,465 and an accumulated deficit of $157,960 as of September 30, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financial Operations Overview

Revenue

We have not earned revenues from our operations since January 12, 2015 (inception) to September 30, 2016, respectively. We expect to earn revenues from operations commencing sometime in the beginning of 2017.

Operating Expenses

Operating expenses for the three months and nine months ended September 30, 2016 were $18,469 and $44,319, compared to $454 and $1,166 for the same comparable periods in 2015. Operating expenses increased by $18,015 and $43,153 for the three months and nine months ended September 30, 2016 as compared to the same comparable periods in 2015, primarily due to the increase in legal, professional, EDGAR, XBRL filing fees and accounting fees incurred for complying with the rules of the SEC. We expect our general and administrative expenses will increase materially as we operate as a public company. These increases will likely to include salaries and benefits, legal and consulting fees, accounting and audit fees, director fees, directors’ and officers’ insurance premiums, fees for investor relations services, enhanced business and accounting systems, and other costs associated with operations.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through funding from the officers and shareholders.

For the nine months ended September 30, 2016, we had no cash and cash equivalents. We believe that our existing capital resources will not be sufficient to meet our projected operating requirements for at least the next 12 months and we will need to raise additional capital. Based on our operating plan, we will need additional funds to meet operational needs and capital requirements for operating the Organic Exhibition Garden and Eco-Agricultural Tourism Theme Park. We currently have no credit facility or committed sources of capital. To fund future operations, we will need to raise additional capital. Funding may not be available to us on acceptable terms or at any terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or even suspend development of future park exhibits. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights associated with our License Agreement future revenue streams, and we may have to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

The accompanying financial statements for the nine months ended September 30, 2016 and 2015, have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and deficiencies in working capital as of most of the balance sheet dates. These conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 30, 2016, regarding their concerns about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to obtain additional financing as may be required to fund current operations. Management’s plans include selling its equity securities and obtaining debt or other financing to fund its capital requirement and on-going operations; however, there can be no assurance the Company will be successful in these efforts. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $20,055, which resulted primarily due to the net loss of $44,719, depreciation of $5,260 and increase in accrued liabilities of $19,404.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $20,055, which resulted primarily due to net proceeds from loans from related party in the amount of $20,055.

Non-cash Investing and Financing Activities

The Company acquired property and equipment of $36,006 and the Company’s Chief Executive Officer paid the acquisition cost on behalf of the Company. The Company acquired the Licensing Rights to operate and develop the agriculture business and to build and develop a 3,000 acre Eco-Agricultural Tourism Theme Park, and agreed to pay $1,000,122 in exchange of the licensing rights, of which $1,000,000 still remain payable as of September 30, 2016.

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

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on January 12, 2015. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during 2017.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to OGL Holdings Ltd. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2016		OGL Holdings Ltd.

	By:	/s/ Tian, Chunzhi
TIAN, CHUNZHI
Chief Executive Officer

/s/Cheng, Yee Fai Fred
CHENG, YEE FAI FRED
Chief Financial Officer and Principal Accounting Officer